Form 10-K
period 2005-06-30
ME PORTFOLIO MANAGEMENT LTD SMHL GLOBAL FUND NUMBER 5
filed 2005-09-12
CIK 1286876

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

Commission file number:  333-109590-01


                         ME PORTFOLIO MANAGEMENT LIMITED
                       (A.B.N. 79 005 964 134) as Manager
                          of the SMHL Global Fund No. 5
             -------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


                               Victoria, Australia
                 ----------------------------------------------
                 (Jurisdiction of incorporation or organization)


                                 Not applicable
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


          Level 23, 360 Collins Street, Melbourne, VIC, 3000, Australia
         -------------------------------------------------------------
                    (Address of principal executive offices)


                                  613 9605 6000
              ----------------------------------------------------
              (Registrant's Telephone Number, Including Area Code)


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


DOCUMENTS INCORPORATED BY REFERENCE

The Manager incorporates by reference its Noteholders Report filed on Form 8-K for the quarterly payment dates in August 2004, November 2004, February 2005 and May 2005, which contain all financial information related to the Trust relevant to the holders of the Notes (the "Noteholders"), pursuant to rule 12b-23 promulgated under the Securities Exchange Act of 1934.

TABLE OF CONTENTS



PART I   ......................................................................4

ITEM 1.  BUSINESS..............................................................4

ITEM 2.  PROPERTIES............................................................4

ITEM 3.  LEGAL PROCEEDINGS.....................................................4

ITEM 4.  SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS..................4


PART II  ......................................................................4

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.....................4

ITEM 6.  SELECTED FINANCIAL DATA...............................................4

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATION..............................................5

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............5

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................6

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE..............................................6

ITEM 9A. CONTROLS AND PROCEDURES...............................................6


PART III ......................................................................6

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................6

ITEM 11. EXECUTIVE COMPENSATION................................................6

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........7

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................7

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES................................7


PART IV  ......................................................................7

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......7

PART I

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

ITEM 2.    PROPERTIES

The property of the Trust primarily consists of residential mortgage loans. Information concerning such property can be found in the quarterly Noteholders Reports for the payment dates in August 2004, November 2004, February 2005 and May 2005 and aggregate totals for the period July 1, 2004 to June 30, 2005 are incorporated herein as Exhibit 13.1.


ITEM 3.    LEGAL PROCEEDINGS

The Manager knows of no material legal proceedings involving any of the Trust, the Manager, the Servicer or the Issuer Trustee.


ITEM 4.    SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

No votes or consents of Noteholders were solicited during the fiscal year for any purpose.


PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The Noteholders Reports for the quarterly payment dates in August 2004, November 2004, February 2005 and May 2005 on Form 8-K are incorporated herein by reference and aggregate totals for the period July 1, 2004 to June 30, 2005 are incorporated herein as Exhibit 13.1.

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

Under Part 4 of the Charter of United Nations Act 1945 and the Charter of United Nations (Terrorism and Dealings with Assets) Regulations 2002, restrictions apply to transactions, accounts and assets relating to the Taliban, Usama bin Laden, the Al-Qaida organization and other persons and entities identified and listed in the Commonwealth of Australia Gazette by the Australian Minister for Foreign Affairs as terrorists or sponsors of terrorism. It is also a criminal offence to make assets available to such persons or entities.

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


ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

As discussed above, furnishing the financial information required by Item 8 of Form 10-K would not add any relevant information to that provided by the foregoing statements. Because the Notes are essentially "pass-through" securities, the Trust will have "income" only in the limited sense of collecting payments on the residential mortgage loans. The only material items of "expense" for the Trust will be the amounts paid as servicing compensation and potentially certain payments relating to any credit enhancement facilities. The Noteholders Reports provide complete information on the amounts of the "income" and "expenses" of the Trust.


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

b.     Exhibits

Designation        Description                                Method of filing
-----------        -----------                                ----------------

Exhibit 13.1       Aggregate Totals for the period                  13.1
                   July 1, 2004 to June 30, 2005

Exhibit 31.1       Section 302 Certification                        31.1

Exhibit 99.1       The Manager Officer's Certificate of             99.1
                   Compliance

Exhibit 99.2       The Servicer Officer's Certificate of            99.2
                   Compliance

Exhibit 99.3       Independent Auditors Annual                      99.3
                   Servicer's Compliance Certificate

(c)    On August 17, 2004, November 12, 2004, February 11, 2005 and May 12, 2005
reports on Form 8-K were filed by the Manager in order to provide the quarterly distribution to the Noteholders for the Trust. No other reports on Form 8-K have been filed during the last fiscal year covered by this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


ME PORTFOLIO MANAGEMENT LIMITED




 /S/    N. VAMVAKAS
-----------------------
Name:   N. VAMVAKAS
Title:  Director

Date:   September 2, 2005

                                    EXHIBITS



   EXHIBIT NO.                DOCUMENT DESCRIPTION
   -----------                --------------------

      13.1       Aggregate Totals for the period July 1, 2004 to June 30, 2005
      31.1       Section 302 Certification
      99.1       The Manager Officer's Certificate of Compliance
      99.2       The Servicer Officer's Certificate of Compliance
      99.3       Independent Auditors Annual Servicer's Compliance Certificate